Form 10-Q
period 2020-02-29
Azar International Corp.
filed 2020-04-09
CIK 1787123

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 333-234137

Azar International Corp.

(Exact name of registrant as specified in its charter)

Nevada	7999	98-1448750
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

Azar International Corp.

Carretera Turistica, Luperon, 12th km, No. 7

Grand Parada, Puerto Plata, Dominican Republic

(829) 947-5251

(Address and telephone number of registrant's executive office)

1 | Page

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]

Accelerated filer [   ]

Non-accelerated Filer [   ]

Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. YES ☐ NO [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No [ X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes [   ] No [   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 7, 2020
Common Stock, $0.001	3,000,000

2 | Page

3 | Page

AZAR INTERNATIONAL CORP. BALANCE SHEETS
	FEBRUARY 29, 2020	AUGUST 31, 2019
ASSETS
Current Assets
Cash & cash equivalents	$ 3,357	$ 5,000
Total current assets	$ 3,357	$ 5,000
Non-Current assets
Equipment (net)	292	-
Intangible assets (net)	4,267	-
Total non-Current assets	$ 4,559	-
TOTAL ASSETS	$ 7,916	$ 5,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loans from related parties	7,797	2,978
Total current liabilities	$ 7,797	$ 2,978
Total Liabilities	$ 7,797	$ 2,978

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 3,000,000 shares issued and outstanding	3,000	3,000
Accumulated Deficit	(2,881)	(978)
Total Stockholders’ equity	$ 119	$ 2,022
Total Liabilities and Stockholders’ Equity	$ 7,916	$ 5,000

The accompanying notes are an integral part of these financial statements.

4 | Page

AZAR INTERNATIONAL CORP. STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended February 29, 2020	Three months ended February 28, 2019	Six months ended February 29, 2020	For the period from Inception (September 20, 2018) to February 28, 2019
Revenue	$4,000	$-	$4,000	$-

OPERATING EXPENSES
Cost of sales	1,400	-	1,400	-
General and administrative expenses	2,027	-	4,503	978
Total Operation expenses	3,427	-	5,903	978
Income (Loss) before provision for income taxes	573	-	(1,903)	(978)

Provision for income taxes			-	-

Net income (loss)	$573	$-	$(1,903)	$(978)

Income (loss) per common share: Basic and Diluted	$0.00	$-	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	3,000,000	3,000,000	3,000,000	1,734,567

The accompanying notes are an integral part of these financial statements.

5 | Page

AZAR INTERNATIONAL CORP. STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT) FOR THE PERIOD FROM INCEPTION (SEPTEMBER 20, 2018) to FEBRUARY 29, 2020 (UNAUDITED)
	Number of Common Shares	Amount	Deficit accumulated	Total
Balance at September 20, 2018, Inception	-	$-	$-	$-
Shares issued at $0.001 for the period from Inception (September 20, 2018) to August 31, 2019	3,000,000	3,000	-	3,000
Net loss for the period from Inception (September 20, 2018) to August 31, 2019	-	-	(978)	(978)
Balances as of August 31, 2019	3,000,000	3,000	(978)	2,022
Net loss for the three months ended November 30, 2019	-	-	(2,476)	(2,476)
Balances as of November 30, 2019	3,000,000	3,000	(3,454)	(454)
Net income (loss) for the three months ended February 29, 2020	-	-	573	573
Balances as of February 29, 2020	3,000,000	$3,000	$(2,881)	$119

The accompanying notes are an integral part of these financial statements.

6 | Page

AZAR INTERNATIONAL CORP. STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six months ended February 29, 2020	For the period from Inception (September 20, 2018) to February 28, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,903)	$(978)
Adjustments as of non-cash items
Depreciation	47	-
Amortization	533	-
Net cash provided by Operating activities	(1,323)	(978)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of non-current assets	(5,139)	-
Net cash provided by (used in) Investing activities	(5,139)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	3,000
Proceeds of loan from shareholder	4,819	2,978
Net cash provided by Financing activities	4,819	5,978
Increase (decrease) in cash and equivalents	(1,643)	5,000
Cash and equivalents at beginning of the period	5,000	-
Cash and equivalents at end of the period	$3,357	$5,000
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

7 | Page

AZAR INTERNATIONAL CORP. NOTES TO THE AUDITED FINANCIAL STATEMENTS FOR THE SIX MONTHS PERIOD ENDED FEBRUARY 29, 2020

NOTE 1 – ORGANIZATION AND BUSINESS

AZAR INTERNATIONAL CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on September 20, 2018.  Azar International Corp. is in the tourism business.

The Company has adopted August 31 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of February 29, 2020 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (September 20, 2018) to February 29, 2020 of $2,881. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At February 29, 2020 the Company's bank deposits did not exceed the insured amounts.

8 | Page

Stock-Based Compensation

As of February 29, 2020, the Company has not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 29, 2020.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts payable and related party loan payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Income Taxes

Income taxes are provided in accordance with ASC No. 740, Accounting for Income Taxes.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Fixed Assets

Fixed assets are stated at cost, net of accumulated depreciation and accumulated impairment losses, if any. The cost comprises purchase price, borrowing costs, if capitalization criteria are met and directly attributable cost of bringing the asset to its working condition for the intended use. Any subsidy/reimbursement/contribution received for installation and acquisition of any fixed assets is shown as deduction in the year of receipt. Capital work- in progress is stated at cost.

Subsequent expenditure related to an item of fixed assets is added to its book value only if it increases the future benefits from the existing asset beyond its previously assessed standard of performance. All other expenses on existing fixed assets, including day-to-day repairs and maintenance expenditure and cost of replacing parts, are charged to the Statement of Profit and Loss for the period during which such expenses are incurred.

Gains or losses arising from de-recognition of fixed assets are measured as the difference between the net disposal proceeds and the carrying amount of the assets derecognized.

9 | Page

The Company utilizes straight-line depreciation over the estimated useful life of the asset.

Office Equipment – 3 years

Earnings per Share

ASC No. 260, “Earnings Per Share”, specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.   The Company has adopted the provisions of ASC No. 260.

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

NOTE 4 – EQUIPMENT (NET)

Company purchased equipment as on September 30, 2019 for $339.

The Company depreciates its property using straight-line depreciation over the estimated useful life of 3 years.

For the six-month period ended February 29, 2020 the company recorded $47 in depreciation expense. From inception (September 20, 2018) through February 29, 2020 the company has recorded a total of $47 in depreciation expense.

NOTE 5 – INTANGIBLE ASSETS

Intangibles comprise of Company’ website. The website was purchased on October 31, 2019 for $4,800.  The Company amortize its intangible using straight-line depreciation over the estimated useful life of 3 years.

For the six-month period ended February 29, 2020 the company recorded $533 in amortization expense. From inception (September 20, 2018) through February 29, 2020 the company has recorded a total of $533 in amortization expense.

NOTE 6 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

In November 2018, the Company issued 3,000,000 shares of its common stock at $0.001 per share for total proceeds of $3,000.

As of February 29, 2020, the Company had 3,000,000 shares issued and outstanding.

NOTE 7 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors, or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

Since September 20, 2018 (Inception) through February 29, 2020, the Company’s sole officer and director loaned the Company $7,797 to pay for incorporation costs and operating expenses.  As of February 29, 2020, the amount outstanding was $7,797. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 8. SUBSEQUENT EVENTS

10 | Page

The Company has evaluated subsequent events from February 29, 2020 to the date the financial statements were issued and has determined that there are no items to disclose.

11 | Page

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

DESCRIPTION OF BUSINESS

On September 20, 2018, the Company was incorporated under the laws of the State of Nevada. We are engaged in the tourism. Azar International Corp. organizes individual and group sailing tours in the Dominican Republic. Services and itineraries provided by our company include custom packages according to the client’s specifications. We develop and offer our own sailing tours in the North part of Dominican Republic as well as third-party suppliers.

RESULTS OF OPERATIONS

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

As of February 29, 2020, our total assets were $7,916 compared to $5,000 in total assets at August 31, 2019. As of February 29, 2020, our total liabilities were $7,797 compared to $2,978 in total liabilities at August 31, 2019.

Stockholders’ equity decreased from $2,022 as of August 31, 2019 to $119 as of February 29, 2020.

Three months ended February 29, 2020 compared to three months February 28, 2019.

During three months ended February 29, 2020 we have generated $4,000 in revenue compared to $-0- during three months ended February 28, 2019.

During the three months ended February 29, 2020, we incurred expenses of $3,427 compared to $-0- incurred during the three-month period ended February 28, 2019.

Our net income for the three months ended February 29, 2020 was $573 compared to $-0- during the three-month period ended February 28, 2019.

12 | Page

Six months ended February 29, 2020 compared to the period from Inception (September 20, 2018) to February 28, 2019.

During six months ended February 29, 2020 we have generated $4,000 in revenue compared to $-0- during the period from Inception (September 20, 2018) to February 28, 2019.

During the six months ended February 29, 2020, we incurred expenses of $5,903 compared to $978 incurred during the period from Inception (September 20, 2018) to February 28, 2019.

Our net loss for the six months ended February 29, 2020 was $1,903 compared to $978 during the period from Inception (September 20, 2018) to February 28, 2019.

Cash Flows used by Operating Activities

For the six-month period ended February 29, 2020, net cash flows used in operating activities was $1,323. Net cash flows used in operating activities was $978 for the period from Inception (September 20, 2018) to February 28, 2019.

Cash Flows used by Investing Activities

We used $5,139 in investing activities during the six-month period ended February 28, 2019 compared to $-0- for the period from Inception (September 20, 2018) to February 28, 2019.

Cash Flows from Financing Activities

For the six-month period ended February 29, 2020, net cash flows from financing activities was $5,819 received from the related party compared to $5,978 received from the related party and issuance of common stock during the period from Inception (September 20, 2018) to February 28, 2019.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition,

13 | Page

revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

14 | Page

GOING CONCERN

The independent registered public accounting firm auditors' report accompanying our August 31, 2019 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation  S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures were effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the nine-month period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

15 | Page

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine-month period ended February 29, 2020.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1  Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS  XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AZAR INTERNATIONAL CORP.
Dated: April 7, 2020	By: /s/ Hilario Lopez Vargas
Hilario Lopez Vargas, President and Chief Executive Officer and Chief Financial Officer

16 | Page