Form 10-Q
period 2020-05-31
Azar International Corp.
filed 2020-07-15
CIK 1787123

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2020

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

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. YES ☐     NO ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes ☐     No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 14, 2020
Common Stock, $0.001	3,000,000

AZAR INTERNATIONAL CORP.

2 | Page

AZAR INTERNATIONAL CORP.

BALANCE SHEETS

	MAY 31, 2020 (UNAUDITED)	AUGUST 31, 2019 (AUDITED)
ASSETS
Current Assets
Cash & cash equivalents	$2,156	$5,000
Total current assets	$2,156	$5,000
Non-Current assets
Equipment (net)	264	-
Intangible assets (net)	3,867	-
Total non-Current assets	$4,131	-
TOTAL ASSETS	$6,287	$5,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loans from related parties	7,797	2,978
Total current liabilities	$7,797	$2,978
Total Liabilities	$7,797	$2,978

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
3,000,000 shares issued and outstanding	3,000	3,000
Accumulated Deficit	(4,510)	(978)
Total Stockholders’ equity (deficit)	$(1,510)	$2,022
Total Liabilities and Stockholders’ Equity (Deficit)	$6,287	$5,000

The accompanying notes are an integral part of these financial statements.

3 | Page

AZAR INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended May 31, 2020	Three months ended May 31, 2019	Nine months ended May 31, 2020	For the period from Inception (September 20, 2018) to May 31, 2019
Revenue	$-	$-	$4,000	$-

OPERATING EXPENSES
Cost of sales	-	-	1,400	-
General and administrative expenses	1,629	-	6,132	978
Total Operation expenses	(1,629)	-	(7,532)	(978)
Income (Loss) before provision for income taxes	(1,629)	-	(3,532)	(978)

Provision for income taxes			-	-

Net income (loss)	$(1,629)	$-	$(3,532)	$(978)

Income (loss) per common share:
Basic and Diluted	$0.00	$-	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	3,000,000	3,000,000	3,000,000	2,192,913

The accompanying notes are an integral part of these financial statements.

4 | Page

AZAR INTERNATIONAL CORP.

STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION (SEPTEMBER 20, 2018) to MAY 31, 2020

(UNAUDITED)

	Number of Common Shares	Amount	Deficit accumulated	Total
Balance at September 20, 2018, Inception	-	$-	$-	$-
Shares issued at $0.001 for the period from Inception (September 20, 2018) to August 31, 2019	3,000,000	3,000	-	3,000
Net loss for the period from Inception (September 20, 2018 to May 31, 2019	-	-	(978)	(978)
Balances as of May 31, 2019	3,000,000	3,000	(978)	2,022

Balances as of August 31, 2019	3,000,000	3,000	(978)	2,022
Net loss for the nine months ended May 31, 2020	-	-	(3,532)	(3,532)
Balances as of May 31, 2020	3,000,000	$3,000	$(4,510)	$(1,510)

The accompanying notes are an integral part of these financial statements.

5 | Page

AZAR INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended May 31, 2020	For the period from Inception (September 20, 2018) to May 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,532)	$(978)
Adjustments as of non-cash items
Depreciation	75	-
Amortization	933	-
Net cash provided by Operating activities	(2,524)	(978)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of non-current assets	(5,139)	-
Net cash provided by (used in) Investing activities	(5,139)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	3,000
Proceeds of loan from shareholder	4,819	2,978
Net cash provided by Financing activities	4,819	5,978
Increase (decrease) in cash and equivalents	(2,844)	5,000
Cash and equivalents at beginning of the period	5,000	-
Cash and equivalents at end of the period	$2,156	$5,000
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

6 | Page

AZAR INTERNATIONAL CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS PERIOD ENDED MAY 31, 2020

NOTE 1 – ORGANIZATION AND BUSINESS

AZAR INTERNATIONAL CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on September 20, 2018. Azar International Corp. is in the tourism business.

The Company has adopted August 31 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of May 31, 2020 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (September 20, 2018) to May 31, 2020 of $4,510. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

During the quarter ended May 31, 2020, the Company was negatively impacted by the effects of the worldwide COVID-19 pandemic. The Company’s business is tourism in the Dominican Republic. Border closer, travel bans and quarantine place doubt on the Company’s revenue, which could result in continued losses.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At May 31, 2020, the Company's bank deposits did not exceed the insured amounts.

7 | Page

Stock-Based Compensation

As of May 31, 2020, the Company has not issued any stock-based payments to its employees.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2020.

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

Revenue Recognition

We adopted Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”, and all related interpretations for recognition of our revenue from tours and services. Previously we recorded revenue based on ASC Topic 605. Adoption of new accounting standard did not have any material impact on our reported revenue.

Revenue is recognized when the following criteria are met:

-	Identification of the contract, or contracts, with customer;
-	Identification of the performance obligations in the contract;
-	Determination of the transaction price;
-	Allocation of the transaction price to the performance obligations in the contract; and
-	Recognition of revenue when, or as, we satisfy performance obligation.

The Company has evaluated all the recent accounting pronouncements and determined that there are no other accounting pronouncements that will have a material effect on the Company’s financial statements.

8 | Page

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

Risks and Uncertainties

In December 2019, a novel strain of coronavirus surfaced in China, which has and is continuing to spread throughout the world, including the United States and Dominican Republic. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern,” and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. The governors of New York, California and several other states, as well as mayors on many cities, have ordered their residents to cease traveling to non-essential jobs and to curtail all unnecessary travel, and to stay in their homes as much as possible in the coming weeks, as the nation confronts the escalating coronavirus outbreak, and similar restrictions have been recommended by the federal authorities and authorities in many other states and cities.  The Company is not able to predict the ultimate impact that COVID -19 will have on its business; however, if the current economic conditions continue, the Company will be forced to significantly scale back its business operations and its growth plans, and could ultimately have a significant negative impact on the Company.

NOTE 4 – EQUIPMENT (NET)

Company purchased equipment as on September 30, 2019 for $339.

The Company depreciates its property using straight-line depreciation over the estimated useful life of 3 years.

For the nine-month period ended May 31, 2020 the company recorded $75 in depreciation expense. From inception (September 20, 2018) through May 31, 2020 the company has recorded a total of $75 in depreciation expense.

NOTE 5 – INTANGIBLE ASSETS

Intangibles comprise of Company’ website. The website was purchased on October 31, 2019 for $4,800.  The Company amortize its intangible using straight-line depreciation over the estimated useful life of 3 years.

For the nine-month period ended May 31, 2020 the company recorded $933 in amortization expense. From inception (September 20, 2018) through May 31, 2020 the company has recorded a total of $933 in amortization expense.

9 | Page

NOTE 6 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

In November 2018, the Company issued 3,000,000 shares of its common stock at $0.001 per share for total proceeds of $3,000.

As of May 31, 2020, the Company had 3,000,000 shares issued and outstanding.

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

Since September 20, 2018 (Inception) through May 31, 2020, the Company’s sole officer and director loaned the Company $7,797 to pay for incorporation costs and operating expenses.  As of May 31, 2020, the amount outstanding was $7,797. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from May 31, 2020 to the date the financial statements were issued and has determined that there are no items to disclose.

10 | Page

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

As of May 31, 2020, our total assets were $6,287 compared to $5,000 in total assets at August 31, 2019. As of May 31, 2020, our total liabilities were $7,797 compared to $2,978 in total liabilities at August 31, 2019.

Stockholders’ equity was  $2,022 as of August 31, 2019 compared to deficit of $1,510 as of May 31, 2020.

Three months ended May 31, 2020 compared to three months May 31, 2019.

During three months ended May 31, 2020 and 2019  we have not generated any revenue.

During the three months ended May 31, 2020, we incurred expenses of $1,627 compared to $-0- incurred during the three-month period ended May 31, 2019.

Our net loss for the three months ended May 31, 2020 was $1,629 compared to $-0- during the three-month period ended May 31, 2019.

11 | Page

Nine months ended May 31, 2020 compared to the period from Inception (September 20, 2018) to May 31, 2019.

During nine months ended May 31, 2020  we have generated $4,000 in revenue compared to $-0- during the period from Inception (September 20, 2018) to May 31, 2019.

During the nine months ended May 31, 2020, we incurred expenses of $7,532 compared to $978 incurred during the period from Inception (September 20, 2018) to May 31, 2019.

Our net loss for the nine months ended May 31, 2020 was $3,532 compared to $978 during the period from Inception (September 20, 2018) to May 31, 2019.

Cash Flows used by Operating Activities

For the nine-month period ended May 31, 2020, net cash flows used in operating activities was $2,524. Net cash flows used in operating activities was $978 for the period from Inception (September 20, 2018) to May 31, 2019.

Cash Flows used by Investing Activities

We used $5,139 in investing activities during the nine-month period ended May 31, 2019 compared to $-0- for the period from Inception (September 20, 2018) to May 31, 2019.

Cash Flows from Financing Activities

For the nine-month period ended May 31, 2020, net cash flows from financing activities was $4,819 received from the related party compared to $5,978 received from the related party and issuance of common stock during the period from Inception (September 20, 2018) to May 31, 2019.

Effects of COVID-19

In March 2020, a novel strain of coronavirus (COVID-19) was declared a global pandemic by the World Health Organization. This pandemic has negatively affected the U.S. and global economies, disrupted global supply chains and financial markets, and led to significant travel and transportation restrictions, including mandatory closures and orders to “shelter-in-place”.

As the pandemic continues the global tourism may continue to decline, which will continue to affect our revenue and, as a result, could adversely affect our operating results and financial condition. The Dominican government lifted the State of Emergency and allowed the resumption of commercial aviation effective July 1, however, there are still limitations regarding public activities.  Social distancing protocols have been established for a variety of activities and masks are required by law in public spaces.

During the quarter ended May 31, 2020, the Company was negatively impacted by the effects of the worldwide COVID-19 pandemic, border closer, travel bans and quarantine, and is likely to continue to be adversely affected for a significant period of time.

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

12 | Page

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

13 | Page

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine-month period ended May 31, 2020.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

14 | Page

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

15 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AZAR INTERNATIONAL CORP.

Date: July 14, 2020	By:	/s/ Hilario Lopez Vargas
Hilario Lopez Vargas
President and Chief Executive Officer and Chief Financial Officer

16 | Page