Form 10-K
period 2020-08-31
Azar International Corp.
filed 2020-10-06
CIK 1787123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended AUGUST 31, 2020

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

(829) 947-5251

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

(Address and telephone number of registrant’s executive office)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐    No ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of October 5, 2020, the registrant had 3,895,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of October 5, 2020.

2 | Page

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this annual report, the terms “we”, “us”, “our”, “the Company”, mean AZAR INTERNATIONAL CORP., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

3 | Page

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

As of October 5, 2020, the 3,895,000 issued and outstanding shares of common stock were held by a total of 30 shareholders of record.

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

4 | Page

As of August 31, 2020, our accumulated deficit was $6,310. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Year Ended August 31, 2020 compared to the period from Inception (September 20, 2018) to August 31, 2019

Revenue

During the year ended August 31, 2020, the Company generated $4,000 in revenue compared to none for the period from Inception (September 20, 2018) to August 31, 2019. Total costs of the revenue were $1,400 for the year ended August 31, 2020.

Operating Expenses

During the year ended August 31, 2020, we incurred to expenses and professional fees of $7,932 compared to $978 for the period from Inception (September 20, 2018) to August 31, 2019. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net loss for the year ended August 31, 2020 was $5,332 compared to $978 for the period from Inception (September 20, 2018) to August 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

As at August 31, 2020 our current assets were $27,634 compared to $5,000 in current assets at August 31, 2019. As at August 31, 2020 our total assets were $31,337 compared to $5,000 in total assets at August 31, 2019. As at August 31, 2020, our current liabilities were $7,797 compared to $2,978 as of August 31, 2019.

Stockholders’ equity was $23,540 as of August 31, 2020 compared to $2,022 as of August 31, 2019.

Cash Flows from Operating Activities

For the year ended August 31, 2020, net cash flows used in operating activities was $3,896, consisting of net loss of $5,332, depreciation expenses of $103 and amortization expenses of $1,333.

For the period from Inception (September 20, 2018) to August 31, 2019, net cash flows used in operating activities was $978, consisting entirely of net loss.

Cash Flows from Investing Activities

Cash flows used in investing activities during year ended August 31, 2020 was $5,139 compare to $-0- for the period from Inception (September 20, 2018) to August 31, 2019.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the year ended August 31, 2020 were $31,669 consisting of and $26,850 from proceed from issuance of common stock and $4,819 from loan from shareholder.

Cash flows provided by financing activities during the period from Inception (September 20, 2018) to August 31, 2019 were $5,978 consisting of $2,978 from loan from shareholder and $3,000 from proceed from issuance of common stock.

5 | Page

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

6 | Page

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of August 31, 2020 and August 31, 2019	F-2

Statements of Operations for the year ended August 31, 2020 and for the period from Inception (September 20, 2018) to August 31, 2019	F-3

Statement of Changes in Stockholders’ Equity for the year ended August 31, 2020 and for the period from Inception (September 20, 2018) to August 31, 2019	F-4

Statements of Cash Flows for the year ended August 31, 2020 and for the period from Inception (September 20, 2018) to August 31, 2019	F-5

Notes to the Financial Statements	F-6 -F-9

7 | Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Azar International Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Azar International Corp. (“the Company”) as of August 31, 2020, and 2019, the related statements of operations, stockholder’s equity, and cash flows, for each of the two years in the period ended August 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended August 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Relating to Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had accumulated loss of $6,310 from inception (September 20, 2018) to August 31, 2020. These factors among others raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/Zia Masood Kiani & Co.

Zia Masood Kiani & Co.

(Chartered Accountants)

We have served as the Company’s auditor since 2019.

Islamabad, Pakistan

Date: October 05, 2020

AZAR INTERNATIONAL CORP. BALANCE SHEETS (AUDITED)

	AUGUST 31, 2020	AUGUST 31, 2019
ASSETS
Current Assets
Cash & cash equivalents	$27,634	$5,000
Total current assets	$27,634	$5,000
Non-Current assets
Equipment (net)	236	-
Intangible assets (net)	3,467	-
Total non-Current assets	$3,703	-
TOTAL ASSETS	$31,337	$5,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loans from related parties	7,797	2,978
Total current liabilities	$7,797	$2,978
Total Liabilities	$7,797	$2,978

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 3,895,000 shares issued and outstanding as of August 31, 2020 (3,000,000 shares issued and outstanding as of August 31, 2019)	3,859	3,000
Additional Paid-In-Capital	25,955	-
Accumulated Deficit	(6,310)	(978)
Total Stockholders’ equity (deficit)	$23,540	$2,022
Total Liabilities and Stockholders’ Equity (Deficit)	$31,337	$5,000

The accompanying notes are an integral part of these financial statements.

AZAR INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

(AUDITED)

	Year ended August 31, 2020	For the period from Inception (September 20, 2018) to August 31, 2019
Revenue	$4,000	$-

OPERATING EXPENSES
Cost of sales	1,400	-
General and administrative expenses	7,932	978
Total Operation expenses	(9,332)	(978)
Income (Loss) before provision for income taxes	(5,332)	(978)

Provision for income taxes	-	-

Net income (loss)	$(5,332)	$(978)

Income (loss) per common share:
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	3,052,532	2,407,514

The accompanying notes are an integral part of these financial statements.

AZAR INTERNATIONAL CORP.

STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION (SEPTEMBER 20, 2018) to AUGUST 31, 2020

(AUDITED)

	Common Stock		Additional
	Shares	Amount	Paid-In- Capital	Deficit accumulated	Total
Balance as of September 20, 2018	-	$-	$-	$-	$-
Shares issued at $0.001 for the period from Inception (September 20, 2018) to August 31, 2019	3,000,000	3,000	-	-	3,000
Net loss for the period from Inception (September 20, 2018 to August 31, 2019		-	-	(978)	(978)
Balances as of August 31, 2019	3,000,000	3,000	-	(978)	2,022

Balances as of August 31, 2019	3,000,000	3,000	-	(978)	2,022
Shares issued at $0.03	895,000	895	25,955	-	26,850
Net loss for the year ended August 31, 2020		-	-	(5,332)	(5,332)
Balances as of August 31, 2020	3,895,000	$3,895	$25,955	$(6,310)	$23,540

The accompanying notes are an integral part of these financial statements.

AZAR INTERNATIONAL CORP. STATEMENTS OF CASH FLOWS (AUDITED)

	Year ended August 31, 2020	For the period from Inception (September 20, 2018) to August 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,332)	$(978)
Adjustments as of non-cash items:
Depreciation	103	-
Amortization	1,333	-
Net cash provided by Operating activities	(3,896)	(978)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of non-current assets	(5,139)	-
Net cash provided by (used in) Investing activities	(5,139)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	26,850	3,000
Proceeds of loan from shareholder	4,819	2,978
Net cash provided by Financing activities	31,669	5,978
Increase (decrease) in cash and equivalents	22,634	5,000
Cash and equivalents at beginning of the period	5,000	-
Cash and equivalents at end of the period	$27,634	$5,000
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

AZAR INTERNATIONAL CORP. NOTES TO THE AUDITED FINANCIAL STATEMENTS FOR THE YEAR ENDED AUGUST 31, 2020

NOTE 1 – ORGANIZATION AND BUSINESS

AZAR INTERNATIONAL CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on September 20, 2018. Azar International Corp. is in the tourism business.

The Company has adopted August 31 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of August 31, 2020 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (September 20, 2018) to August 31, 2020 of $6,310. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

During the year ended August 31, 2020, the Company was negatively impacted by the effects of the worldwide COVID-19 pandemic. The Company’s business is tourism in the Dominican Republic. Border closer, travel bans and quarantine place doubt on the Company’s revenue, which could result in continued losses.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At August 31, 2020, the Company’s bank deposits did not exceed the insured amounts.

Stock-Based Compensation

As of August 31, 2020, the Company has not issued any stock-based payments to its employees.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2020.

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

For the year ended August 31, 2020 the company recorded $103 in depreciation expense. From inception (September 20, 2018) through August 31, 2020 the company has recorded a total of $103 in depreciation expense.

NOTE 5 – INTANGIBLE ASSETS

Intangibles comprise of Company’ website. The website was purchased on October 31, 2019 for $4,800. The Company amortize its intangible using straight-line depreciation over the estimated useful life of 3 years.

For the year ended August 31, 2020 the company recorded $1,333 in amortization expense. From inception (September 20, 2018) through August 31, 2020 the company has recorded a total of $1,333 in amortization expense.

NOTE 6 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

In November 2018, the Company issued3,000,000 shares of its common stock at $0.001 per share for total proceeds of $3,000.

In July and August 2020, the Company issued 895,000 shares of its common stock at $0.03 per share for total proceeds of $26,850.

As of August 31, 2020, the Company had 3,895,000 shares issued and outstanding for total proceeds of $29,850.

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

Since September 20, 2018 (Inception) through August 31, 2020, the Company’s sole officer and director loaned the Company $7,797 to pay for incorporation costs and operating expenses. As of August 31, 2020, the amount outstanding was $7,797. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 8 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the periods ended August 31, 2020 and 2019 to the company’s effective tax rate is as follows:

Tax benefit at U.S. statutory rate	$(1,325)	$(205)
Change in valuation allowance	1,325	205
	$-	$-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at August 31, 2020 and 2019 are as follows:

Deferred tax assets:
Net operating loss	1,325	205
Valuation allowance	(1,325)	(205)
	$-	$-

The Company has approximately $6,310 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire in fiscal 2040. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from August 31, 2020 to the date the financial statements were issued and has determined that there are no items to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year August 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

8 | Page

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Name and Address	Age	Position(s)

Hilario Lopez Vargas	52	President, Secretary
		Chief Financial Officer,
		Chief Executive Officer,
		Sole Director

HILARIO LOPEZ VARGAS

Mr. Hilario Lopez Vargas has served as President, Treasurer and our sole director since September 20, 2018. Since 2011, Mr. Lopez Vargas has been working as a freelance licensed skipper in the Dominican Republic. Mr. Lopez Vargas’s desire to found our company led to our conclusion that Mr. Lopez Vargas should be serving as a member of our board of directors in light of our business and structure.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

Other than our director, we do not expect any other individuals to make a significant contribution to our business.

9 | Page

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the years ended August 31, 2020 And August 31, 2019:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Hilario Lopez Vargas, President, Secretary and Treasurer	for the period from Inception (September 20, 2018) to August 31, 2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	September 1, 2019 to August 31, 2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

As of August 31, 2020, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

10 | Page

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by our director, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what the percentage of ownership will be assuming completion of the sale of all shares in this offering, which we can’t guarantee. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Hilario Lopez Vargas	3,000,000 shares of common stock (direct)	77.02%

The percentages below are based on 3,895,000 shares of our common stock issued and outstanding as of the date of this prospectus.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On November 30, 2018, we offered and sold 3,000,000 shares of common stock to Hilario Lopez Vargas, our sole officer and director, at a purchase price of $0.001 per share, for aggregate proceeds of $3,000.

During the period from September 20, 2018 (inception) to August 31, 2020, Mr. Lopez Vargas loaned $7,797 to the Company. This loan is non-interest bearing, due upon demand and unsecured.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended August 31, 2020, we incurred approximately $2,325 in fees for professional services rendered in connection with the audit of our financial statements for the fiscal year ended August 31, 2019 and for the reviews of our financial statements for the quarters ended November 30, 2019, February 28, 2020 and May 31, 2020.

11 | Page

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibits:

23.1	Consent of ZIA MASOOD KIANI & Co
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.	INS XBRL Instance Document
101.	SCH XBRL Taxonomy Extension Schema Document
101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.	DEF XBRL Taxonomy Extension Definition Document
101.	LAB XBRL Taxonomy Extension Label Linkbase Document
101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document

12 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AZAR INTERNATIONAL CORP.

Dated: October 5, 2020	By:	/s/ Hilario Lopez Vargas
Hilario Lopez Vargas, President and Chief Executive Officer and Chief Financial Officer

13 | Page