Form 10-Q
period 2020-11-30
Azar International Corp.
filed 2020-12-31
CIK 1787123

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of December 30, 2020
Common Stock, $0.001	3,895,000

AZAR INTERNATIONAL CORP. BALANCE SHEETS

	NOVEMBER 30, 2020	AUGUST 31, 2020
ASSETS
Current Assets
Cash & cash equivalents	$23,521	$27,634
Total current assets	$23,521	$27,634
Non-Current assets
Equipment (net)	208	236
Intangible assets (net)	3,067	3,467
Total non-Current assets	$3,275	3,703
TOTAL ASSETS	$26,796	$31,337

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loans from related parties	$7,797	$7,797
Total current liabilities	7,797	7,797
Total Liabilities	$7,797	$7,797

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 3,895,000 shares issued and outstanding	3,895	3,895
Additional Paid-In-Capital	25,955	25,955
Accumulated Deficit	(10,851)	(6,310)
Total Stockholders’ equity	$18,999	$23,540
Total Liabilities and Stockholders’ Equity	$26,796	$31,337

The accompanying notes are an integral part of these financial statements.

AZAR INTERNATIONAL CORP. STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended November 30, 2020	Three months ended November 30, 2019
Revenue	$-	$-

OPERATING EXPENSES
Cost of sales	-	-
General and administrative expenses	4,541	2,476
Total Operation expenses	(4,541)	(2,476)
Income (Loss) before provision for income taxes	(4,541)	(2,476)

Provision for income taxes

Net income (loss)	$(4,541)	$(2,476)

Income (loss) per common share: Basic and Diluted	$0.00	$-

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	3,895,000	3,000,000

The accompanying notes are an integral part of these financial statements.

AZAR INTERNATIONAL CORP. STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT) FOR THE THREE MONTHS PERIODS ENDED NOVEMBER 30, 2020 AND 2019 (UNAUDITED)

	Number of Common Shares	Amount	Additional Paid-In-Capital	Deficit accumulated	Total
Balance at August 31, 2019	3,000,000	$3,000	$-	(978)	2,022
Net loss	-	-	-	(2,476)	(2,476)
Balances as of November 30, 2019	3,000,000	3,000	-	(3,454)	(454)

Balances as of August 31, 2020	3,895,000	$3,895	$25,955	$(6,310)	$23,540
Net loss	-	-	-	(4,541)	(4,541)
Balances as of November 30, 2020	3,895,000	$3,895	$25,955	$(10,851)	$(18,999)

The accompanying notes are an integral part of these financial statements.

AZAR INTERNATIONAL CORP. STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended November 30, 2020	Three months ended November 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,541)	$(2,476)
Accounts Payable		4,800
Adjustments as of non-cash items
Depreciation	28	19
Amortization	400	133
Net cash provided by (used in) Operating activities	(4,113)	2,476

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of non-current assets	-	(5,139)
Net cash provided by (used in) Investing activities	-	(5,139)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-
Proceeds of loan from shareholder	-	1,819
Net cash provided by Financing activities	-	1,819
Increase (decrease) in cash and equivalents	(4,113)	(844)
Cash and equivalents at beginning of the period	27,634	5,000
Cash and equivalents at end of the period	$23,521	$4,156
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

AZAR INTERNATIONAL CORP. NOTES TO THE AUDITED FINANCIAL STATEMENTS FOR THE THREE MONTHS PERIOD ENDED NOVEMBER 30, 2020

NOTE 1 – ORGANIZATION AND BUSINESS

AZAR INTERNATIONAL CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on September 20, 2018. Azar International Corp. is in the tourism business.

The Company has adopted August 31 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of November 30, 2020 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (September 20, 2018) to November 30, 2020 of $10,851. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

During the quarter ended November 30, 2020, the Company was negatively impacted by the effects of the worldwide COVID-19 pandemic. The Company’s business is tourism in the Dominican Republic. Border closer, travel bans and quarantine place doubt on the Company’s revenue, which could result in continued losses.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At November 30, 2020, the Company's bank deposits did not exceed the insured amounts.

Stock-Based Compensation

As of November 30, 2020, the Company has not issued any stock-based payments to its employees.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2020.

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

For the three-month period ended November 30, 2020 the company recorded $28 in depreciation expense. From inception (September 20, 2018) through November 30, 2020 the company has recorded a total of $131 in depreciation expense.

NOTE 5 – INTANGIBLE ASSETS

Intangibles comprise of Company’ website. The website was purchased on October 31, 2019 for $4,800. The Company amortize its intangible using straight-line depreciation over the estimated useful life of 3 years.

For the three-month period ended November 30, 2020 the company recorded $400 in amortization expense. From inception (September 20, 2018) through November 30, 2020 the company has recorded a total of $933 in amortization expense.

NOTE 6 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

In November 2018, the Company issued 3,000,000 shares of its common stock at $0.001 per share for total proceeds of $3,000.

In July and August 2020, the Company issued 895,000 shares of its common stock at $0.03 per share for total proceeds of $26,850.

As of November 30, 2020, the Company had 3,895,000 shares issued and outstanding.

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

Since September 20, 2018 (Inception) through November 30, 2020, the Company’s sole officer and director loaned the Company $7,797 to pay for incorporation costs and operating expenses. As of November 30, 2020, the amount outstanding was $7,797. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from November 30, 2020 to the date the financial statements were issued and has determined that there are no items to disclose.

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

As of November 30, 2020, our total assets were $26,796 compared to $31,337 in total assets at August 31, 2020. As of November 30, 2020 and August 31, 2020, our total liabilities were $7,797.

Stockholders’ equity was $18,999 as of November 30, 2020 compared to $23,540 as of August 31, 2020.

Three months ended November 30, 2020 compared to three months November 30, 2019.

During three months ended November 30, 2020 and 2019 we have not generated any revenue.

During the three months ended November 30, 2020, we incurred expenses of $4,541 compared to $2,476 incurred during the three-month period ended November 30, 2019.

Our net loss for the three months ended November 30, 2020 was $4,541 compared to $2,476 during the three-month period ended November 30, 2019.

Cash Flows used by Operating Activities

For the three-month period ended November 30, 2020, net cash flows used in operating activities was $4,113. Net cash flows provided by operating activities was $2,476 during the three-month period ended November 30, 2019.

Cash Flows used by Investing Activities

We used $5,139 in investing activities during the three-month period ended November 30, 2019 compared to $-0- during the three-month period ended November 30, 2020.

Cash Flows from Financing Activities

For the three-month period ended November 30, 2020, net cash flows from financing activities was $-0- compared to $1,819 received from the related party during the three-month period ended November 30, 2019.

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

During the quarter ended November 30, 2020, the Company was negatively impacted by the effects of the worldwide COVID-19 pandemic, border closer, travel bans and quarantine, and is likely to continue to be adversely affected for a significant period of time.

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

GOING CONCERN

The independent registered public accounting firm auditors' report accompanying our August 31, 2020 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the three-month period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended November 30, 2020.

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

AZAR INTERNATIONAL CORP.

Dated: December 30, 2020	By:	/s/ Hilario Lopez Vargas
Hilario Lopez Vargas
President and Chief Executive Officer and Chief Financial Officer

