Form 10-Q
period 2021-02-28
Azar International Corp.
filed 2021-04-08
CIK 1787123

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

Mark One

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 7, 2021
Common Stock, $0.001	3,895,000

AZAR INTERNATIONAL CORP.

2 | Page

AZAR INTERNATIONAL CORP.

BALANCE SHEETS

	FEBRUARY 28, 2021	AUGUST 31, 2020
	(UNAUDITED)	(AUDITED)
ASSETS
Current Assets
Cash & cash equivalents	$12,180	$27,634
Total current assets	$12,180	$27,634
Non-Current assets
Equipment (net)	180	236
Intangible assets (net)	2,667	3,467
Total non-Current assets	$2,847	3,703
TOTAL ASSETS	$15,027	$31,337

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loans from related parties	$9,797	$7,797
Accounts Payable	10,000	-
Total current liabilities	19,797	7,797
Total Liabilities	$19,797	$7,797

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 3,859,000 shares issued and outstanding	3,895	3,895
Additional Paid-In-Capital	25,955	25,955
Accumulated Deficit	(34,620)	(6,310)
Total Stockholders’ equity (deficit)	$(4,770)	$23,540
Total Liabilities and Stockholders’ Equity (Deficit)	$15,027	$31,337

The accompanying notes are an integral part of these financial statements.

3 | Page

AZAR INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended February 28, 2021	Three months ended February 29, 2020	Six months ended February 28, 2021	Six months ended February 29, 2020
Revenue	$-	$4,000	$-	$4,000

OPERATING EXPENSES
Cost of sales	-	1,400	-	1,400
General and administrative expenses	23,769	2,027	28,310	4,503
Total Operation expenses	(23,769)	3,427	(28,310)	5,903
Income (Loss) before provision for income taxes	(23,769)	573	(28,310)	(1,903)

Provision for income taxes

Net income (loss)	$(23,769)	$573	$(28,310)	$(1,903)

Income (loss) per common share: Basic and Diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	3,895,000	3,000,000	3,895,000	3,000,000

The accompanying notes are an integral part of these financial statements.

4 | Page

AZAR INTERNATIONAL CORP.

STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)

FOR THE SIX MONTHS PERIODS ENDED FEBRUARY 28, 2021 AND 20120

(UNAUDITED)

	Number of Common Shares	Amount	Additional Paid-In- Capital	Deficit accumulated	Total
Balance at August 31, 2019	3,000,000	$3,000	$-	(978)	2,022
Net loss	-	-	-	(1,903)	(1,903)
Balances as of February 29, 2020	3,000,000	3,000	-	(2,881)	119

Balances as of August 31, 2020	3,895,000	$3,895	$25,955	$(6,310)	$23,540
Net loss	-	-	-	(28,310)	(28,310)
Balances as of February 28, 2021	3,895,000	$3,895	$25,955	$(34,620)	$(4,770)

The accompanying notes are an integral part of these financial statements.

5 | Page

AZAR INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended February 28, 2021	Six months ended February 29, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,310)	$(1,903)
Adjustments as of non-cash items
Depreciation	56	47
Amortization	800	533
Accounts Payable	10,000	-
Net cash provided by (used in) Operating activities	(17,454)	(1,323)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of non-current assets	-	(5,139)
Net cash provided by (used in) Investing activities	-	(5,139)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-
Proceeds of loan from shareholder	2,000	4,819
Net cash provided by Financing activities	2,000	4,819
Increase (decrease) in cash and equivalents	(15,454)	(1,643)
Cash and equivalents at beginning of the period	27,634	5,000
Cash and equivalents at end of the period	$12,180	$3,357
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

6 | Page

AZAR INTERNATIONAL CORP. NOTES TO THE UNAUDITED FINANCIAL STATEMENTS FOR THE SIX MONTHS PERIOD ENDED FEBRUARY 28, 2021

NOTE 1 – ORGANIZATION AND BUSINESS

AZAR INTERNATIONAL CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on September 20, 2018. Azar International Corp. is in the tourism business.

The Company has adopted August 31 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of February 28, 2021 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (September 20, 2018) to February 28, 2021 of $34,620. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

During the quarter ended February 28, 2021, the Company was negatively impacted by the effects of the worldwide COVID-19 pandemic. The Company’s business is tourism in the Dominican Republic. Border closer, travel bans and quarantine place doubt on the Company’s revenue, which could result in continued losses.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At February 28, 2021, the Company's bank deposits did not exceed the insured amounts.

7 | Page

Stock-Based Compensation

As of February 28, 2021, the Company has not issued any stock-based payments to its employees.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2021.

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

Revenue is recognized when the following criteria are met:

•	Identification of the contract, or contracts, with customer;
•	Identification of the performance obligations in the contract;
•	Determination of the transaction price;
•	Allocation of the transaction price to the performance obligations in the contract; and
•	Recognition of revenue when, or as, we satisfy performance obligation.

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

For the six-month period ended February 28, 2021 the company recorded $56 in depreciation expense. From inception (September 20, 2018) through February 28, 2021 the company has recorded a total of $159 in depreciation expense.

9 | Page

NOTE 5 – INTANGIBLE ASSETS

Intangibles comprise of Company’ website. The website was purchased on October 31, 2019 for $4,800. The Company amortize its intangible using straight-line depreciation over the estimated useful life of 3 years.

For the six-month period ended February 28, 2021 the company recorded $800 in amortization expense. From inception (September 20, 2018) through February 28, 2021 the company has recorded a total of $1,333 in amortization expense.

NOTE 6 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

In November 2018, the Company issued 3,000,000 shares of its common stock at $0.001 per share for total proceeds of $3,000.

In July and August 2020, the Company issued 895,000 shares of its common stock at $0.03 per share for total proceeds of $26,850.

As of February 28, 2021, the Company had 3,895,000 shares issued and outstanding.

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

Since September 20, 2018 (Inception) through February 28, 2021, the Company’s sole officer and director loaned the Company $9,797 to pay for incorporation costs and operating expenses.As of February 28, 2021, the amount outstanding was $9,797. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from February 28, 2021 to the date the financial statements were issued and has determined that there are no items to disclose.

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

As of February 28, 2021, our total assets were $15,027 compared to $31,337 in total assets at August 31, 2020. As of February 28, 2021, our total liabilities were $19,797 compared to $7,797 in total liabilities at August 31, 2020.

Stockholders’ deficit was $4,770 as of February 28, 2021 compared to $23,540 in Stockholders’ Equity as of August 31, 2020.

Three months ended February 28, 2021 compared to three months February 29, 2020.

During three months ended February 28, 2021 we have not generated any revenue. During three months ended February 29, 2020 we generated $4,000 in revenue.

During the three months ended February 28, 2021, we incurred expenses of $23,769 compared to $3,427 incurred during the three-month period ended February 29, 2020.

11 | Page

Our net loss for the three months ended February 28, 2021 was $23,769 compared to net income of $573 during the three-month period ended February 29, 2020.

Six months ended February 28, 2021 compared to six months February 29, 2020.

During six months ended February 28, 2021 we have not generated any revenue. During six months ended February 29, 2020 we generated $4,000 in revenue.

During the six months ended February 28, 2021, we incurred expenses of $28,310 compared to $5,903 incurred during the six-month period ended February 29, 2020.

Our net loss for the six months ended February 28, 2021 was $28,310 compared to $1,903 during the six-month period ended February 29, 2020.

Cash Flows used by Operating Activities

For the six-month period ended February 28, 2021, net cash flows used in operating activities was $17,454. Net cash flows provided by operating activities was $1,323 during the six-month period ended February 29, 2020.

Cash Flows used by Investing Activities

We used $5,139 in investing activities during the six-month period ended February 29, 2020 compared to $-0- during the six-month period ended February 28, 2021.

Cash Flows from Financing Activities

For the six-month period ended February 28, 2021, net cash flows from financing activities was $2,000 compared to $4,819 received from the related party during the six-month period ended February 29, 2020.

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

During the quarter ended February 28, 2021, the Company was negatively impacted by the effects of the worldwide COVID-19 pandemic, border closer, travel bans and quarantine, and is likely to continue to be adversely affected for a significant period of time.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the six-month period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six-month period ended February 28, 2021.

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

AZAR INTERNATIONAL CORP.

Dated: April 7, 2021	By:	/s/ Hilario Lopez Vargas
Hilario Lopez Vargas
President and Chief Executive Officer and Chief Financial Officer

16 | Page