Form 10-Q/A
period 2021-02-28
Azar International Corp.
filed 2021-06-01
CIK 1787123

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐    No ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒     No ☐

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

AZAR INTERNATIONAL CORP.

Dated: June 1, 2021	By:	/s/ Hilario Lopez Vargas
Hilario Lopez Vargas
President and Chief Executive Officer and Chief Financial Officer

16 | Page