Form 10-Q
period 2021-05-31
Azar International Corp.
filed 2021-07-09
CIK 1787123

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021

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

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Smaller reporting company	☒
Accelerated filer	☐	Non-accelerated filer	☐
		Emerging growth company	☒

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 8, 2021
Common Stock, $0.001	3,895,000

AZAR INTERNATIONAL CORP.

2 | Page

AZAR INTERNATIONAL CORP. BALANCE SHEETS

	MAY 31, 2021 (UNAUDITED)	AUGUST 31, 2020 (AUDITED)
ASSETS
Current Assets
Cash & cash equivalents	$12,618	$27,634
Total current assets	$12,618	$27,634
Non-Current assets
Equipment (net)	152	236
Intangible assets (net)	2,267	3,467
Total non-Current assets	$2,419	$3,703
TOTAL ASSETS	$15,037	$31,337

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loans from related parties	$11,597	$7,797
Accounts Payable	10,000	-
Total current liabilities	21,597	7,797
Total Liabilities	$21,597	$7,797

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
3,895,000 shares issued and outstanding	3,895	3,895
Additional Paid-In-Capital	25,955	25,955
Accumulated Deficit	(36,410)	(6,310)
Total Stockholders’ equity (deficit)	$(6,560)	$23,540
Total Liabilities and Stockholders’ Equity (Deficit)	$15,037	$31,337

The accompanying notes are an integral part of these financial statements.

3 | Page

AZAR INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended May 31, 2021	Three months ended May 31, 2020	Nine months ended May 31, 2021	Nine months ended May 31, 2020
Revenue	$-	$-	$-	$4,000

OPERATING EXPENSES
Cost of sales	-	-	-	1,400
General and administrative expenses	1,790	1,629	30,100	6,132
Total Operation expenses	1,790	1,629	30,100	7,532
Income (Loss) before provision for income taxes	(1,790)	(1,629)	(30,100)	(3,532)

Provision for income taxes	-	-	-	-

Net income (loss)	$(1,790)	$(1,629)	$(30,100)	$(3,532)

Income (loss) per common share: Basic and Diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	3,895,000	3,000,000	3,895,000	3,000,000

The accompanying notes are an integral part of these financial statements.

4 | Page

AZAR INTERNATIONAL CORP.

STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)

FOR THE NINE MONTHS PERIODS ENDED MAY 31, 2021 AND 2020

 (UNAUDITED)

	Number of Common Shares	Amount	Additional Paid-In-Capital	Deficit accumulated	Total
Balance at August 31, 2019	3,000,000	$3,000	$-	(978)	2,022
Net loss for the period	-	-	-	(3,532)	(3,532)
Balances as of May 31, 2020	3,000,000	3,000	-	(4,510)	(1,510)

Balances as of August 31, 2020	3,895,000	$3,895	$25,955	$(6,310)	$23,540
Net loss for the period	-	-	-	(30,100)	(30,100)
Balances as of May 31, 2021	3,895,000	$3,895	$25,955	$(36,410)	$(6,560)

The accompanying notes are an integral part of these financial statements.

5 | Page

AZAR INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended May 31, 2021	Nine months ended May 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,100)	$(3,532)
Adjustments as of non-cash items
Depreciation	84	75
Amortization	1,200	933
Accounts Payable	10,000	-
Net cash provided by (used in) Operating activities	(18,816)	(2,524)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of non-current assets	-	(5,139)
Net cash provided by (used in) Investing activities	-	(5,139)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-
Proceeds of loan from shareholder	3,800	4,819
Net cash provided by Financing activities	3,800	4,819
Increase (decrease) in cash and equivalents	(15,016)	(2,844)
Cash and equivalents at beginning of the period	27,634	5,000
Cash and equivalents at end of the period	$12,618	$2,156
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

6 | Page

AZAR INTERNATIONAL CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS PERIOD ENDED MAY 31, 2021

NOTE 1 – ORGANIZATION AND BUSINESS

AZAR INTERNATIONAL CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on September 20, 2018. Azar International Corp. is in the tourism business.

The Company has adopted August 31 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of May 31, 2021 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (September 20, 2018) to May 31, 2021 of $36,410. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

During the quarter ended May 31, 2021, the Company was negatively impacted by the effects of the worldwide COVID-19 pandemic. The Company’s business is tourism in the Dominican Republic. Border closer, travel bans and quarantine place doubt on the Company’s revenue, which could result in continued losses.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At May 31, 2021, the Company's bank deposits did not exceed the insured amounts.

7 | Page

Stock-Based Compensation

As of May 31, 2021, the Company has not issued any stock-based payments to its employees.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2021.

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

For the nine-month period ended May 31, 2021 the company recorded $84 in depreciation expense. From inception (September 20, 2018) through May 31, 2021 the company has recorded a total of $187 in depreciation expense.

NOTE 5 – INTANGIBLE ASSETS

Intangibles comprise of Company’ website. The website was purchased on October 31, 2019 for $4,800. The Company amortize its intangible using straight-line depreciation over the estimated useful life of 3 years.

For the nine-month period ended May 31, 2021 the company recorded $1,200 in amortization expense. From inception (September 20, 2018) through May 31, 2021 the company has recorded a total of $1,733 in amortization expense.

9 | Page

NOTE 6 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

In November 2018, the Company issued 3,000,000 shares of its common stock at $0.001 per share for total proceeds of $3,000.

In July and August 2020, the Company issued 895,000 shares of its common stock at $0.03 per share for total proceeds of $26,850.

As of May 31, 2021, the Company had 3,895,000 shares issued and outstanding.

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

Since September 20, 2018 (Inception) through May 31, 2021, the Company’s sole officer and director loaned the Company $11,597 to pay for incorporation costs and operating expenses. As of May 31, 2021, the amount outstanding was $11,597. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from May 31, 2021 to the date the financial statements were issued and has determined that there are no items to disclose.

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

As of May 31, 2021, our total assets were $15,037 compared to $31,337 in total assets at August 31, 2020. As of May 31, 2021, our total liabilities were $21,597 compared to $7,797 in total liabilities at August 31, 2020.

Stockholders’ deficit was $6,560 as of May 31, 2021 compared to $23,540 in Stockholders’ Equity as of August 31, 2020.

Three months ended May 31, 2021 compared to three months May 31, 2020.

During three-month periods ended May 31, 2021 and 2020 we have not generated any revenue.

During the three months ended May 31, 2021, we incurred expenses of $1,790 compared to $1,629 incurred during the three-month period ended May 31, 2020.

Our net loss for the three months ended May 31, 2021 was $1,790 compared to $1,629 during the three-month period ended May 31, 2020.

11 | Page

Nine months ended May 31, 2021 compared to nine months May 31, 2020.

During nine months ended May 31, 2021 we have not generated any revenue. During nine months ended May 31, 2020 we generated $4,000 in revenue.

During the nine months ended May 31, 2021, we incurred expenses of $30,100 compared to $7,532 incurred during the nine-month period ended May 31, 2020.

Our net loss for the nine months ended May 31, 2021 was $30,100 compared to $3,532 during the nine-month period ended May 31, 2020.

Cash Flows used by Operating Activities

For the nine-month period ended May 31, 2021, net cash flows used in operating activities was $18,816. Net cash flows provided by operating activities was $2,524 during the nine-month period ended May 31, 2020.

Cash Flows used by Investing Activities

We used $5,139 in investing activities during the nine-month period ended May 31, 2020 compared to $-0- during the nine-month period ended May 31, 2021.

Cash Flows from Financing Activities

For the nine-month period ended May 31, 2021, net cash flows from financing activities was $3,800 compared to $4,819 received from the related party during the nine-month period ended May 31, 2020.

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

During the quarter ended May 31, 2021, the Company was negatively impacted by the effects of the worldwide COVID-19 pandemic, border closer, travel bans and quarantine, and is likely to continue to be adversely affected for a significant period of time.

12 | Page

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

13 | Page

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

14 | Page

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine-month period ended May 31, 2021.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

15 | Page

ITEM 6. EXHIBITS

31 .1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

16 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AZAR INTERNATIONAL CORP.

Dated: July 8, 2021	By:	/s/ Hilario Lopez Vargas
Hilario Lopez Vargas, President and Chief
Executive Officer and Chief Financial Officer

17 | Page