Form 10-K
period 2021-08-31
Azar International Corp.
filed 2021-11-22
CIK 1787123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended AUGUST 31, 2021

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

(Address and telephone number of registrant's executive office)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

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

As of November 19, 2021, the registrant had 3,895,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of November 19, 2021.

Page | 2

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

As used in this annual report, the terms "we", "us", "our", "the Company", mean AZAR INTERNATIONAL CORP., unless otherwise indicated.

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

Page | 3

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

As of November 19, 2021, the 3,895,000 issued and outstanding shares of common stock were held by a total of 30 shareholders of record.

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

Page | 4

As of August 31, 2021, our accumulated deficit was $35,813. We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Year Ended August 31, 2021 compared to the year ended August 31, 2020

Revenue

During the years ended August 31, 2021 and 2020, the Company generated $4,000 in revenue. Total costs of the revenue were $1,400 for the years ended August 31, 2021.

Operating Expenses

During the year ended August 31, 2021, we incurred general and administrative expenses and professional fees of $33,503 compared to $9,332 for the year ended to August 31, 2020. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net loss for the year ended August 31, 2021 was $29,503 compared to $5,332 for the year ended August 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

As at August 31, 2021 our current assets were $5,169 compared to $27,634 in current assets at August 31, 2020. As at August 31, 2021 our total assets were $7,159 compared to $31,337 in total assets at August 31, 2020.

As at August 31, 2021, our current liabilities were $13,122 compared to $7,797 as of August 31, 2020.

Stockholders’ deficit was $5,963 as of August 31, 2021 compared to stockholders’ equity of $23,540 as of August 31, 2020.

Cash Flows from Operating Activities

For the year ended August 31, 2021, net cash flows used in operating activities was $26,265, consisting of net loss of $29,502, depreciation expenses of $113, amortization expenses of $1,600 and $1,525 in accounts payable.

For the year ended August 31, 2020, net cash flows used in operating activities was $3,896, consisting of net loss of $5,332, depreciation expenses of $103 and amortization expenses of $1,333.

Cash Flows from Investing Activities

Cash flows used in investing activities during year ended August 31, 2021 was $-0- compare to $5,139 for year ended August 31, 2020.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the year ended August 31, 2021 were $3,800 consisting entirely from the loan received from related party.

Cash flows provided by financing activities during the year ended August 31, 2020 were $31,669 consisting of $26,850 from proceed from issuance of common stock and $4,819 from loan from related party.

Page | 5

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

Not applicable.

Page | 6

Item 8. Financial Statements and Supplementary Data

Page | 7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Azar International Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Azar International Corp. ("the Company") as of August 31, 2021 and 2020, the related statements of operations, stockholder's equity, and cash flows, for each of the two years in the period ended August 31, 2021 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended August 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Relating to Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company had accumulated loss of $35,813 since inception (September 20, 2018) to August 31, 2021. These factors among others raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.

Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Zia Masood Kiani & Co.

Zia Masood Kiani & Co.

(Chartered Accountants)

We have served as the Company's auditor since 2019.

Islamabad, Pakistan

Date: November 18, 2021

AZAR INTERNATIONAL CORP. BALANCE SHEETS (AUDITED)
	AUGUST 31, 2021	AUGUST 31, 2020
ASSETS
Current Assets
Cash & cash equivalents	$5,169	$27,634
Total current assets	$5,169	$27,634
Non-Current assets
Equipment (net)	123	236
Intangible assets (net)	1,867	3,467
Total non-Current assets	$1,991	3,703
TOTAL ASSETS	$7,159	$31,337

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loans from related parties	$11,597	$7,797
Accounts Payable	1,525	-
Total current liabilities	$13,122	$7,797
Total Liabilities	$13,122	$7,797

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 3,895,000 shares issued and outstanding	3,895	3,895
Additional Paid-In-Capital	25,955	25,955
Accumulated Deficit	(35,813)	(6,310)
Total Stockholders’ equity (deficit)	$(5,963)	$23,540
Total Liabilities and Stockholders’ Equity (Deficit)	$7,159	$31,337

The accompanying notes are an integral part of these financial statements.

AZAR INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

(AUDITED)

	Year ended August 31, 2021	Year ended August 31, 2020
Revenue	$4,000	$4,000
Cost of revenue	1,400	1,400
Gross Profit	$2,600	$2,600

Operating Expenses
General and administrative expenses	32,103	7,932
Total Operating expenses	(32,103)	(7,932)
Income (Loss) before provision for income taxes	(29,503)	(5,332)

Provision for income taxes

Net income (loss)	$(29,503)	$(5,332)

Income (loss) per common share: Basic and diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and diluted	3,895,000	3,052,532

The accompanying notes are an integral part of these financial statements.

AZAR INTERNATIONAL CORP.

STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)

FOR THE YEARS ENDED AUGUST 31, 2020 AND 2021

	Number of Common Shares	Amount	Additional Paid-In- Capital	Accumulated Deficit	Total
Balance at August 31, 2019	3,000,000	$3,000	$-	(978)	2,022
Shares issued at $0.03	895,000	895	25,955
Net loss	-	-	-	(5,332)	(5,332)
Balances as of August 31, 2020	3,895,000	3,895	$25,955	(6,310)	23,540
Net loss	-	-	-	(29,503)	(29,503)
Balances as of August 31, 2021	3,895,000	$3,895	$25,955	$(35,813)	$(5,963)

The accompanying notes are an integral part of these financial statements.

 AZAR INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

(AUDITED)

	Year August 31, 2021	Year August 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(29,503)	$(5,332)
Adjustment as of non-cash items;
Depreciation	113	103
Amortization	1,600	1,333
Changes in operating assets and liabilities;
Accounts Payable	1,525	-
Net cash provided by (used in) Operating activities	(26,265)	(3,896)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of non-current assets	-	(5,139)
Net cash provided by (used in) Investing activities	-	(5,139)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	26,850
Proceeds of loan from shareholder	3,800	4,819
Net cash provided by Financing activities	3,800	31,669
Increase (decrease) in cash and equivalents	(22,465)	22,634
Cash and equivalents at beginning of the year	27,634	5,000
Cash and equivalents at end of the year	$5,169	$27,634
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

AZAR INTERNATIONAL CORP. NOTES TO THE AUDITED FINANCIAL STATEMENTS FOR THE YEAR ENDED AUGUST 31, 2021

NOTE 1 – ORGANIZATION AND BUSINESS

AZAR INTERNATIONAL CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on September 20, 2018. Azar International Corp. is in the tourism business.

The Company has adopted August 31 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of August 31, 2021 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (September 20, 2018) to August 31, 2021 of $35,813. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

During the quarter ended August 31, 2021, the Company was negatively impacted by the effects of the worldwide COVID-19 pandemic. The Company’s business is tourism in the Dominican Republic. Border closer, travel bans and quarantine place doubt on the Company’s revenue, which could result in continued losses.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At August 31, 2021, the Company's bank deposits did not exceed the insured amounts.

Stock-Based Compensation

As of August 31, 2021, the Company has not issued any stock-based payments to its employees.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2021.

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

NOTE 4 - EQUIPMENT (NET)

Company purchased equipment as on September 30, 2019 for $339.

The Company depreciates its property using straight-line depreciation over the estimated useful life of 3 years.

For the year ended August 31, 2021 the company recorded $113 in depreciation expense. From inception (September 20, 2018) through August 31, 2021 the company has recorded a total of $216 in depreciation expense.

NOTE 5 - INTANGIBLE ASSETS

Intangibles comprise of Company’ website. The website was purchased on October 31, 2019 for $4,800. The Company amortize its intangible using straight-line depreciation over the estimated useful life of 3 years.

For the year ended August 31, 2021 the company recorded $1,600 in amortization expense. From inception (September 20, 2018) through August 31, 2021 the company has recorded a total of $2,933 in amortization expense.

NOTE 6 - CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

In November 2018, the Company issued 3,000,000 shares of its common stock at $0.001 per share for total proceeds of $3,000.

In July and August 2020, the Company issued 895,000 shares of its common stock at $0.03 per share for total proceeds of $26,850.

As of August 31, 2021, the Company had 3,895,000 shares issued and outstanding.

NOTE 7 - RELATED PARTY TRANSACTIONS

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

Since September 20, 2018 (Inception) through August 31, 2021, the Company’s sole officer and director loaned the Company $11,597 to pay for incorporation costs and operating expenses. As of August 31, 2021, the amount outstanding was $11,597. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 8 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the periods ended August 31, 2021 and 2020 to the company’s effective tax rate is as follows:

Tax benefit at U.S. statutory rate	$(6,195)	$(1,325)
Change in valuation allowance	6,195	1,325
	$-	$-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at August 31, 2021 and 2020 are as follows:

Deferred tax assets:
Net operating loss	6,195	1,325
Valuation allowance	(6,195)	(1,325)
	$-	$-

The Company has approximately $29,503 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire in fiscal 2041. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from August 31, 2021 to November 18, 2021, the date these financial statements were issued and has determined that there are no items to disclose.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year August 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

Page | 8

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Name and Address	Age	Position(s)
Hilario Lopez Vargas	53	President, Secretary
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

Page | 9

SIGNIFICANT EMPLOYEES

Other than our director, we do not expect any other individuals to make a significant contribution to our business.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the years ended AUGUST 31, 2021 And AUGUST 31, 2020:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Hilario Lopez Vargas, President,	September 1, 2019 to August 31, 2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Secretary and Treasurer	September 1, 2020 to August 31, 2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

As of August 31, 2021, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Page | 10

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by our director, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what the percentage of ownership will be assuming completion of the sale of all shares in this offering, which we can't guarantee. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

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

During the period from September 20, 2018 (inception) to August 31, 2021, Mr. Lopez Vargas loaned $11,597 to the Company. This loan is non-interest bearing, due upon demand and unsecured.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended August 31, 2021, we incurred approximately $3,145 in fees for professional services rendered in connection with the audit of our financial statements for the fiscal year ended August 31, 2020 and for the reviews of our financial statements for the quarters ended November 30, 2020, February 28, 2021 and May 31, 2021.

Page | 11

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

Page | 12

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AZAR INTERNATIONAL CORP.

Dated: November 19, 2021	By:	/s/ Hilario Lopez Vargas
Hilario Lopez Vargas, President and Chief Executive Officer and Chief Financial Officer

Page | 13