Form 10-Q
period 2021-11-30
Azar International Corp.
filed 2021-12-13
CIK 1787123

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

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

(829) 947-5251

(Address and telephone number of registrant’s executive office)

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of December 9, 2021
Common Stock, $0.001	3,895,000

2 | Page

AZAR INTERNATIONAL CORP.

BALANCE SHEETS

	NOVEMBER 30, 2021 (Unaudited)	AUGUST 31, 2021 (Audited)
ASSETS
Current Assets
Cash & cash equivalents	$1,160	$5,169
Total current assets	$1,160	$5,169
Non-Current assets
Equipment (net)	95	123
Intangible assets (net)	1,467	1,867
Total non-Current assets	$1,562	1,990
TOTAL ASSETS	$2,722	$7,159

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loans from related parties	$12,397	$11,597
Accounts Payable	500	1,525
Total current liabilities	12,897	13,122
Total Liabilities	$12,897	$13,122

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 3,895,000 shares issued and outstanding	3,895	3,895
Additional Paid-In-Capital	25,955	25,955
Accumulated Deficit	(40,025)	(35,813)
Total Stockholders’ equity (deficit)	$(10,175)	$(5,963)
Total Liabilities and Stockholders’ Equity (Deficit)	$2,722	$7,159

The accompanying notes are an integral part of these financial statements.

3 | Page

AZAR INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended November 30, 2021	Three months ended November 30, 2020
Revenue	$-	$-

OPERATING EXPENSES
Cost of sales	-	-
General and administrative expenses	4,212	4,541
Total Operation expenses	4,212	4,541
Income (Loss) before provision for income taxes	(4,212)	(4,541)

Provision for income taxes

Net income (loss)	$(4,212)	$(4,541)

Income (loss) per common share: Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	3,895,000	3,895,000

The accompanying notes are an integral part of these financial statements.

4 | Page

AZAR INTERNATIONAL CORP.

STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)

FOR THE THREE MONTHS PERIODS ENDED NOVEMBER 30, 2021 AND 2020

(UNAUDITED)

	Number of Common Shares	Amount	Additional Paid-In- Capital	Deficit accumulated	Total
Balance at August 31, 2020	3,895,000	$3,895	$25,955	$(6,310)	$23,540
Net loss	-	-	-	(4,541)	(4,541)
Balances as of November 30, 2020	3,895,000	$3,895	$25,955	$(10,851)	$(18,999)

Balances as of August 31, 2021	3,895,000	$3,895	$25,955	$(35,813)	$(5,963)
Net loss	-	-	-	(4,212)	(4,212)
Balances as of November 30, 2021	3,895,000	$3,895	$25,955	$(40,025)	$(10,175)

The accompanying notes are an integral part of these financial statements.

5 | Page

AZAR INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended November 30, 2021	Three months ended November 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,212)	$(4,541)
Accounts Payable	(1,025)	-
Adjustments as of non-cash items
Depreciation	28	28
Amortization	400	400
Net cash provided by (used in) Operating activities	(4,809)	(4,113)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-
Proceeds of loan from shareholder	800	-
Net cash provided by Financing activities	800	-
Increase (decrease) in cash and equivalents	(4,009)	(4,113)
Cash and equivalents at beginning of the period	5,169	27,634
Cash and equivalents at end of the period	$1,160	$23,521
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

6 | Page

AZAR INTERNATIONAL CORP. NOTES TO THE AUDITED FINANCIAL STATEMENTS FOR THE THREE MONTHS PERIOD ENDED NOVEMBER 30, 2021

NOTE 1 – ORGANIZATION AND BUSINESS

AZAR INTERNATIONAL CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on September 20, 2018. Azar International Corp. is in the tourism business.

The Company has adopted August 31 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of November 30, 2021 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (September 20, 2018) to November 30, 2021 of $40,025. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

During the quarter ended November 30, 2021, the Company was negatively impacted by the effects of the worldwide COVID-19 pandemic. The Company’s business is tourism in the Dominican Republic. Border closer, travel bans and quarantine place doubt on the Company’s revenue, which could result in continued losses.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At November 30, 2021, the Company’s bank deposits did not exceed the insured amounts.

7 | Page

Stock-Based Compensation

As of November 30, 2021, the Company has not issued any stock-based payments to its employees.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2021.

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

For the three-month period ended November 30, 2021 the company recorded $28 in depreciation expense. From inception (September 20, 2018) through November 30, 2021 the company has recorded a total of $244 in depreciation expense.

9 | Page

NOTE 5 – INTANGIBLE ASSETS

Intangibles comprise of Company’ website. The website was purchased on October 31, 2019 for $4,800. The Company amortize its intangible using straight-line depreciation over the estimated useful life of 3 years.

For the three-month period ended November 30, 2021 the company recorded $400 in amortization expense. From inception (September 20, 2018) through November 30, 2021 the company has recorded a total of $3,333 in amortization expense.

NOTE 6 – CAPITAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

In November 2018, the Company issued 3,000,000 shares of its common stock at $0.001 per share for total proceeds of $3,000.

In July and August 2020, the Company issued 895,000 shares of its common stock at $0.03 per share for total proceeds of $26,850.

As of November 30, 2021, the Company had 3,895,000 shares issued and outstanding.

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

Since September 20, 2018 (Inception) through November 30, 2021, the Company’s sole officer and director loaned the Company $12,397 to pay for incorporation costs and operating expenses. As of November 30, 2021, the amount outstanding was $12,397. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 8. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from November 30, 2021 to December 09, 2021, the date the financial statements were issued and has determined that there are no items to disclose.

10 | Page

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

As of November 30, 2021, our total assets were $2,722 compared to $7,159 in total assets at August 31, 2021. As of November 30, 2021, our total liabilities were $12,897 compared to $13,122 in total liabilities at August 31, 2021.

Stockholders’ deficit was $10,175 as of November 30, 2021 compared to $5,963 in Stockholders’ Equity as of August 31, 2021.

Three months ended November 30, 2021 compared to three months November 30, 2020.

During three-month periods ended November 30, 2021 and 2020 we have not generated any revenue.

During the three months ended November 30, 2021, we incurred expenses of $4,212 compared to $4,541 incurred during the three-month period ended November 30, 2020.

Our net loss for the three months ended November 30, 2021 was $4,212 compared to $4,541 during the three-month period ended November 30, 2020.

11 | Page

Cash Flows used by Operating Activities

For the three-month period ended November 30, 2021, net cash flows used in operating activities was $4,809. Net cash flows provided by operating activities was $4,113 during the three-month period ended November 30, 2020.

Cash Flows from Financing Activities

For the three-month period ended November 30, 2021, net cash flows from financing activities was $800 received from the related party compared to $-0- during the three-month period ended November 30, 2020.

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

During the quarter ended November 30, 2021, the Company was negatively impacted by the effects of the worldwide COVID-19 pandemic, border closer, travel bans and quarantine, and is likely to continue to be adversely affected for a significant period of time.

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

12 | Page

GOING CONCERN

The independent registered public accounting firm auditors’ report accompanying our August 31, 2021 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the Three-month period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the Three-month period ended November 30, 2021.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

14 | Page

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

15 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AZAR INTERNATIONAL CORP.

Dated: December 9, 2021	By:	/s/ Hilario Lopez Vargas
Hilario Lopez Vargas,
President and Chief Executive Officer and Chief Financial Officer

16 | Page