Form 10-Q
period 2022-05-31
Azar International Corp.
filed 2022-06-13
CIK 1787123

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2022

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of June 10, 2022

Common Stock, $0.001	3,895,000

AZAR INTERNATIONAL CORP.

AZAR INTERNATIONAL CORP.

BALANCE SHEETS

	MAY 31, 2022 (Unaudited)	AUGUST 31, 2021 (Audited)
ASSETS
Current Assets
Cash & cash equivalents	$668	$5,169
Prepaid expenses	500	-
Total current assets	$1,168	$5,169
Non-Current assets
Equipment (net)	40	123
Intangible assets (net)	667	1,867
Total non-Current assets	$707	1,990
TOTAL ASSETS	$1,875	$7,159

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loans from related parties	$17,107	$11,597
Accounts Payable	3	1,525
Total current liabilities	17,110	13,122
Total Liabilities	$17,110	$13,122

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 3,895,000 shares issued and outstanding	3,895	3,895
Additional Paid-In-Capital	25,955	25,955
Accumulated Deficit	(45,085)	(35,813)
Total Stockholders’ equity (deficit)	$(15,235)	$(5,963)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,875	$7,159

The accompanying notes are an integral part of these financial statements.

AZAR INTERNATIONAL CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended May 31, 2022	Three months ended May 31, 2021	Nine months ended May 31, 2022	Nine months ended May 31, 2021
Revenue	$-	$-	$-	$-

OPERATING EXPENSES
Cost of sales	-	-	-	-
General and administrative expenses	3,305	1,790	9,272	30,100
Total Operation expenses	3,305	1,790	9,272	30,100
Income (Loss) before provision for income taxes	(3,305)	(1,790)	(9,272)	(30,100)

Provision for income taxes

Net income (loss)	$(3,305)	$(1,790)	$(9,272)	$(30,100)

Income (loss) per common share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	3,895,000	3,895,000	3,895,000	3,895,000

The accompanying notes are an integral part of these financial statements.

AZAR INTERNATIONAL CORP.

STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)

FOR THE NINE MONTHS PERIODS ENDED MAY 31, 2022 AND 2021

(UNAUDITED)

	Number of Common Shares	Amount	Additional Paid-In-Capital	Deficit accumulated	Total
Balance at August 31, 2020	3,895,000	$3,895	$25,955	$(6,310)	$23,540
Net loss	-	-	-	(4,541)	(4,541)
Balances as of November 30, 2020	3,895,000	$3,895	$25,955	$(10,851)	$18,999
Net loss	-	-	-	(23,769)	(23,769)
Balances as of February 28, 2021	3,895,000	$3,895	$25,955	$(34,620)	$(4,770)
Net loss	-	-	-	(1,790)	(1,790)
Balances as of May 31, 2021	3,895,000	$3,895	$25,955	$(36,410)	$(6,560)

Balances as of August 31, 2021	3,895,000	$3,895	$25,955	$(35,813)	$(5,963)
Net loss	-	-	-	(4,212)	(4,212)
Balances as of November 30, 2021	3,895,000	$3,895	$25,955	$(40,025)	$(10,175)
Net loss	-	-	-	(1,755)	(1,755)
Balances as of February 28, 2022	3,895,000	$3,895	$25,955	$(41,780)	$(11,930)
Net loss	-	-	-	(3,305)	(3,305)
Balances as of May 31, 2022	3,895,000	$3,895	$25,955	$(45,085)	$(15,235)

The accompanying notes are an integral part of these financial statements.

AZAR INTERNATIONAL CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended May 31, 2022	Nine months ended May 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,272)	$(30,100)
Accounts Payable	(1,522)	10,000
Prepaid Expenses	(500)	-
Adjustments as of non-cash items
Depreciation	83	84
Amortization	1,200	1200
Net cash provided by (used in) Operating activities	(10,011)	(18,816)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-
Proceeds of loan from shareholder	5,510	3,800
Net cash provided by Financing activities	5,510	3,800
Increase (decrease) in cash and equivalents	(4,501)	(15,016)
Cash and equivalents at beginning of the period	5,169	27,634
Cash and equivalents at end of the period	$668	$12,618
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

AZAR INTERNATIONAL CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS PERIOD ENDED MAY 31, 2022

NOTE 1 – ORGANIZATION AND BUSINESS

AZAR INTERNATIONAL CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on September 20, 2018.  Azar International Corp. is in the tourism business.

The Company has adopted August 31 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of May 31, 2022 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (September 20, 2018) to May 31, 2022 of $45,085. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

During the quarter ended May 31, 2022, the Company was negatively impacted by the effects of the worldwide COVID-19 pandemic. The Company’s business is tourism in the Dominican Republic. Border closer, travel bans and quarantine place doubt on the Company’s revenue, which could result in continued losses.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. The results for the nine months ended May 31, 2022 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended August 31, 2021, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2022 and for the related periods presented.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At May 31, 2022, the Company’s bank deposits did not exceed the insured amounts.

Stock-Based Compensation

As of May 31, 2022, the Company has not issued any stock-based payments to its employees.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2022.

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

For the nine-month period ended May 31, 2022 the company recorded $83 in depreciation expense. From inception (September 20, 2018) through May 31, 2022 the company has recorded a total of $299 in depreciation expense.

NOTE 5 – INTANGIBLE ASSETS

Intangibles comprise of Company’ website. The website was purchased on October 31, 2019 for $4,800.  The Company amortize its intangible using straight-line depreciation over the estimated useful life of 3 years.

For the nine-month period ended May 31, 2022 the company recorded $1,200 in amortization expense. From inception (September 20, 2018) through May 31, 2022 the company has recorded a total of $4,133 in amortization expense.

NOTE 6 – CAPITAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

In November 2018, the Company issued 3,000,000 shares of its common stock at $0.001 per share for total proceeds of $3,000.

In July and August 2020, the Company issued 895,000 shares of its common stock at $0.03 per share for total proceeds of $26,850.

As of May 31, 2022, the Company had 3,895,000 shares issued and outstanding.

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

Since September 20, 2018 (Inception) through May 31, 2022, the Company’s sole officer and director loaned the Company $17,107 to pay for incorporation costs and operating expenses. As of May 31, 2022, the amount outstanding was $17,107. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 8. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from May 31, 2022 to June 9, 2022, the date the financial statements were issued and has determined that there are no items to disclose.

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

As of May 31, 2022, our total assets were $1,875 compared to $7,159 in total assets at August 31, 2021. As of May 31, 2022, our total liabilities were $17,110 compared to $13,122 in total liabilities at August 31, 2021.

Stockholders’ deficit was $15,235 as of May 31, 2022 compared to $5,963 in Stockholders’ Equity as of August 31, 2021.

Three months ended May 31, 2022 compared to three months May 31, 2021.

During three-month  periods ended May 31, 2022 and 2020 we have not generated any revenue.

During the three months ended May 31, 2022, we incurred expenses of $3,305 compared to $1,790 incurred during the three-month period ended May 31, 2021.

Our net loss for the three months ended May 31, 2022 was $3,305 compared to $1,790 during the three-month period ended May 31, 2021.

Nine months ended May 31, 2022 compared to nine months May 31, 2021.

During nine-month periods ended May 31, 2022 and 2020 we have not generated any revenue.

During the nine months ended May 31, 2022, we incurred expenses of $9,272 compared to $30,100 incurred during the nine-month period ended May 31, 2021.

Our net loss for the nine months ended May 31, 2022 was $9,272 compared to $30,100 during the nine-month period ended May 31, 2021.

Cash Flows used by Operating Activities

For the nine-month period ended May 31, 2022, net cash flows used in operating activities was $10,011. Net cash flows provided by operating activities was $18,816 during the nine-month period ended May 31, 2021.

Cash Flows from Financing Activities

For the nine-month period ended May 31, 2022, net cash flows from financing activities was $5,510 received from the related party  compared to $3,800 during the nine-month period ended May 31, 2021.

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

During the quarter ended May 31, 2022, the Company was negatively impacted by the effects of the worldwide COVID-19 pandemic, border closer, travel bans and quarantine, and is likely to continue to be adversely affected for a significant period of time.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the nine-month period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine-month period ended May 31, 2022.

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

AZAR INTERNATIONAL CORP.

Dated: June 10, 2022	By:	/s/ Hilario Lopez Vargas
Hilario Lopez Vargas,
President and Chief Executive Officer and Chief Financial Officer

