Form 10-Q
period 2022-11-30
QLY Biotech Group Corp.
filed 2023-01-13
CIK 1787123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2022

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 333-234137

QLY BIOTECH GROUP CORP.
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

Yes ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” or an “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Yes ☐     No ☒

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of January 13, 2023, was approximately $0.9 million.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 13, 2023
Common Stock, $.001 par value	3,895,000

1

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

QLY BIOTECH GROUP CORP.

CONDENSED BALANCE SHEETS

AS OF NOVEMBER 30, 2022 AND AUGUST 31, 2022 (Unaudited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	November 30, 2022	August 31, 2022
ASSETS
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accrued liabilities	$3,500	$-
Amount due to a director	4,548	-
Total current liabilities	8,048	-

TOTAL LIABILITIES	$8,048	$-

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 3,895,000 shares issued and outstanding as of November 30, 2022 and August 31, 2022, respectively	$3,895	$3,895
Additional paid-in capital	47,150	46,030
Accumulated deficit	(59,093)	(49,925)
TOTAL STOCKHOLDERS’ DEFICIT	(8,048)	-

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the unaudited condensed financial statements.

QLY BIOTECH GROUP CORP.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2022 AND 2021 (Unaudited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For three months ended November 30,
	2022	2021
REVENUES	$-	$-

COSTS OF REVENUES	-	-

GROSS INCOME	-	-

GENERAL & ADMINISTRATIVE EXPENSES	9,168	4,212

LOSS BEFORE INCOME TAX	(9,168)	(4,212)

INCOME TAX EXPENSES	-	-

NET LOSS	$(9,168)	$(4,212)

Other comprehensive gain (loss):
Foreign exchange adjustment gain (loss)	-	-
COMPREHENSIVE LOSS	$(9,168)	$(4,212)

Net loss per share - Basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – Basic and diluted	3,895,000	3,895,000

See accompanying notes to the unaudited condensed financial statements.

QLY BIOTECH GROUP CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2022 AND 2021 (Unaudited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

For the three months ended November 30, 2022

	COMMON STOCK		ADDITIONAL		TOTAL
	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	STOCKHOLDER DEFICT
Balance as of September 1, 2022	3,895,000	$3,895	$46,030	$(49,925)	$-
Satisfaction of amount due to current shareholder on November 30, 2022	-	-	1,120	-	1,120
Net loss	-	-	-	(9,168)	(9,168)
Balance as of November 30, 2022	3,895,000	$3,895	$47,150	$(59,093)	$(8,048)

For the three months ended November 30, 2021

	COMMON STOCK		ADDITIONAL		TOTAL
	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	STOCKHOLDER DEFICT
Balance as of September 1, 2021	3,895,000	$3,895	$25,955	$(35,813)	$(5,963)
Net loss	-	-	-	(4,212)	(4,212)
Balance as of November 30, 2021	3,895,000	$3,895	$25,955	$(40,025)	$(10,175)

See accompanying notes to the unaudited condensed financial statements.

QLY BIOTECH GROUP CORP.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2022 AND 2021 (Unaudited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the three months ended November 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,168)	$(4,212)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization cost and depreciation	-	428

Changes in operating assets and liabilities:
Accounts payable	-	(1,025)
Accrued liabilities	3,500	-
Net cash used in operating activities	(5,668)	(4,809)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of loan from former shareholder	-	800
Proceeds of loan from current shareholder	5,668	-
Net cash generated from financing activities	5,668	800

Effect of exchange rate changes on cash and cash equivalents	-	-

Net change in cash and cash equivalents	-	(4,009)
Cash and cash equivalents, beginning of year	-	5,169

CASH AND CASH EQUIVALENTS, END OF YEAR	$-	$1,160

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH INVESTMENT AND FINANCING ACTIVITIES
Satisfaction of amount due to current shareholder on November 30, 2022	$1,120	$-

See accompanying notes to the unaudited condensed financial statements.

QLY BIOTECH GROUP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2022 (Unaudited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

QLY Biotech Group Corp., a Nevada corporation (“the Company” or “QLY”) was incorporated under the laws of the State of Nevada on September 20, 2018.

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

On July 8, 2022, the existing director and officer resigned immediately. Accordingly, Hilario Lopez Vargas, serving as a director and an officer, ceased to be the Company’s Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and a Director. At the effective date of the transfer, Lixue Yang consented to act as the new Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and a Director of the Company.

NOTE 2 - GOING CONCERN UNCERTAINTIES

As of November 30, 2022, the Company suffered an accumulated deficit of $59,093 and incurred a net loss of $9,168. The continuation of the Company as a going concern through November 30, 2022 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying financial statements and notes.

●	Basis of presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s fiscal year end is August 31. The Company’s financial statements are presented in U.S. dollars.

●	Use of estimates

In preparing these condensed financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

●	Cash and cash equivalents

The company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

QLY BIOTECH GROUP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2022 (Unaudited)

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

The Company had generated zero revenue during the three months ended November 30, 2022 and 2021, respectively.

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

QLY BIOTECH GROUP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2022 (Unaudited)

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

NOTE 4 – ACCRUED LIABILITIES

As of November 30, 2022, the balance of accrued liabilities was $3,500 that including the audit fee and stock agency expenses. As of August 31, 2022, the balance of accrued liabilities was $0.

NOTE 5 - AMOUNT DUE TO A DIRECTOR

As of November 30, 2022 and August 31, 2022, the director of the Company, Mr. Lixue Yang, advanced $4,548 and $0 to the Company, respectively, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

NOTE 6 – COMMON STOCK

As of November 30, 2022 and August 31, 2022, the Company has 1,000,000,000 share authorized, 3,895,000 shares issued and outstanding, respectively. There are no shares of preferred stock issued and outstanding.

NOTE 7 – ADDITIONAL PAID-IN CAPITAL – CAPITAL CONTRIBUTION

As of November 30, 2022 and August 31, 2022, the Company has a total additional paid-in capital - capital contribution balance of $47,150 and $46,030, respectively. Such increase was due to the satisfaction of amount of $1,120 due to current shareholder on November 30, 2022.

NOTE 8 – SUBSEQUENT EVENT

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before condensed financial statements are issued, the Company has evaluated all events or transactions that occurred up to January 13, 2023, the date the financial statements were available to issue. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward- looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Report. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

The Company has no operations or revenue as of the date of this Report due to the current director had not perform similar service. We are currently in the process of developing a business plan. Management intends to explore and identify viable business opportunities within the U.S. including seeking to acquire a business in a reverse merger. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the coronavirus pandemic on the U.S. and global economies.

Results of Operation

For the three months ended November 30, 2022 compared with the three months ended November 30, 2021

Revenue

The Company generated revenue of $0 for the three months ended November 30, 2022 as compared to revenue of $0 for the three months ended November 30, 2021. The management intends to explore and identify business opportunities within the U.S., including a potential acquisition of an operating entity through a reverse merger, asset purchase or similar transaction. Our Chief Executive Officer has experience in business consulting, although no assurances can be given that he can identify and implement a viable business strategy or that any such strategy will result in profits. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the coronavirus pandemic on the U.S. and global economies.

2

Cost of revenues

Cost of revenues of $0 and $0 for the three months ended November 30, 2022 and 2021, respectively.

Operating Expenses

Operating expenses of $9,168 and $4,212 for the three months ended November 30, 2022 and 2021, that were mainly consist of professional fees such as audit fees, annual list and edgar filing fee etc. Such increase was mainly derived from annual list and stock agency fee.

Net Loss

The net loss of $9,168 and $4,212 for the three months ended November 30, 2022 and 2021, respectively. Such increase was mainly derived from annual list and stock agency fee.

Liquidity and Capital Resources

As of November 30, 2022 and August 31, 2022, we had working capital deficit of $8,048 and $0, respectively. The increase in working capital deficit was reflected in the accrued liabilities and advanced from director. The Company’s net loss of $9,168 and $4,212 for the three months ended November 30, 2022 and 2021, respectively.

Cash Flow from Operating Activities

Net cash used in operating activities for the three months ended November 30, 2022 was $5,668 as compared to net cash used in operating activities of $4,809 for the three months ended November 30, 2021, reflecting an increase of $859 on net cash used in operating activities. Such increase was due to the Company incurred a lower net loss in current year.

Cash Flow from Investing Activities

Net cash generated from investing activities for the three months ended November 30, 2022 and 2021, was $0 and $0, respectively.

Cash Flow from Financing Activities

Net cash generated from financing activities for the three months ended November 30, 2022 was $5,668 as compared to net cash generated from financing activities of $800 for the three months ended November 30, 2021, reflecting an increase of $4,868 on net cash generated from financing activities. Such increase was mainly due to the director that paid the Company’s operating expenses on behalf of the Company, such as audit fee, annual list and stock agency fee etc.

3

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Contractual Obligations, Commitments and Contingencies

We currently have three lease agreement in place with respect to office premises in Beijing and Changsha China to commence our business operations.

Off-balance Sheet Arrangements

As of November 30, 2022, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2022. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2022, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of November 30, 2022, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending November 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

4

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We know of no materials, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

5

ITEM 6. Exhibits

Exhibit No.	Description
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*
32.1	Section 1350 Certification of principal executive officer *
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QLY BIOTECH GROUP CORP.
(Name of Registrant)

Date: January 13, 2023	By:	/s/ Lixue Yang
Lixue Yang
Chief Executive Officer, President, Secretary, Treasurer, Director

7