Form 10-Q
period 2023-02-28
QLY Biotech Group Corp.
filed 2023-04-13
CIK 1787123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2023

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

Yes ☐     No ☒

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of April 13, 2023 was approximately $0.9 million.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 13, 2023
Common Stock, $.001 par value	3,895,000

i

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

QLY BIOTECH GROUP CORP.

CONDENSED BALANCE SHEETS

AS OF FEBRUARY 28, 2023 AND AUGUST 31, 2022 (Unaudited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	February 28, 2023	August 31, 2022
ASSETS
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accrued liabilities	$4,851	$-
Amount due to a director	14,817	-
Total current liabilities	19,668	-

TOTAL LIABILITIES	$19,668	$-

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 3,895,000 shares issued and outstanding as of February 28, 2023 and August 31, 2022, respectively	$3,895	$3,895
Additional paid-in capital	47,150	46,030
Accumulated deficit	(70,713)	(49,925)
TOTAL STOCKHOLDERS’ DEFICIT	(19,668)	-

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the unaudited condensed financial statements.

F -1

QLY BIOTECH GROUP CORP.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2023 AND 2022 (Unaudited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended February 28,		Six months ended February 28,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$-	$-	$-	$-
COST OF REVENUES	-	-	-	-
GROSS PROFIT	-	-	-	-

GENERAL & ADMINISTRATIVE EXPENSES	11,620	1,755	20,788	5,967

LOSS BEFORE INCOME TAX	(11,620)	(1,755)	(20,788)	(5,967)

Income tax expense	-		-	-
NET LOSS	$(11,620)	$(1,755)	$(20,788)	$(5,967)

Other comprehensive income:
- Foreign currency translation adjustment	-		-	-
COMPREHENSIVE LOSS	$(11,620)	$(1,755)	$(20,788)	$(5,976)

Net loss per share- Basic and diluted	$(0.00)	$0.00	$(0.01)	$0.00

Weighted Average Number of shares outstanding– Basic and diluted	3,895,000	3,895,000	3,895,000	3,895,000

See accompanying notes to the unaudited condensed financial statements.

F -2

QLY BIOTECH GROUP CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED February 28, 2023 AND 2022 (Unaudited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

For the three and six months ended February 28, 2023

	COMMON STOCK		ADDITIONAL		TOTAL
	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	STOCKHOLDER DEFICT
Balance as of September 1, 2022	3,895,000	$3,895	$46,030	$(49,925)	$-
Satisfaction of amount due to current shareholder on November 31, 2022	-	-	1,120	-	1,120
Net loss	-	-	-	(9,168)	(9,168)
Balance as of November 30, 2022	3,895,000	$3,895	$47,150	$(59,093)	$(8,048)
Net loss	-	-	-	(11,620)	(11,620)
Balance as of February 28, 2023	3,895,000	$3,895	$47,150	$(70,713)	$(19,668)

For the three and six months ended February 28, 2022

	COMMON STOCK		ADDITIONAL		TOTAL
	Number of shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	STOCKHOLDER DEFICT
Balance as of September 1, 2021	3,895,000	$3,895	$25,955	$(35,813)	$(5,963)
Net loss	-	-	-	(4,212)	(4,212)
Balance as of November 30, 2021	3,895,000	$3,895	$25,955	$(40,025)	$(10,175)
Net loss	-	-	-	(1,755)	(1,755)
Balance as of February 28, 2022	3,895,000	$3,895	$25,955	$(41,780)	$(11,930)

See accompanying notes to the unaudited condensed financial statements.

F -3

QLY BIOTECH GROUP CORP.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2023 AND 2022 (Unaudited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the six months ended February 28,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,788)	$(5,967)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization cost and depreciation	-	856
Changes in operating assets and liabilities:
Accounts payable	-	-
Accrued liabilities	4,851	(1,525)
Net cash used in operating activities	(15,937)	(6,636)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of loan from former shareholder	-	2,590
Proceeds of loan from current shareholder	15,937	-
Net cash generated from financing activities	15,937	2,590

Effect of exchange rate changes on cash and cash equivalents	-	-

Net change in cash and cash equivalents	-	(4,046)
Cash and cash equivalents, beginning of period	-	5,169

CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$1,123

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH INVESTMENT AND FINANCING ACTIVITIES
Satisfaction of amount due to current shareholder	$1,120	$-

See accompanying notes to the unaudited condensed financial statements.

F -4

QLY BIOTECH GROUP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2023 (Unaudited)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

QLY Biotech Group Corp., a Nevada corporation (“the Company” or “QLY”) was incorporated under the laws of the State of Nevada on September 20, 2018.

The Company used to engaged in the tourism. The company used to organize individual and group sailing tours in the Dominican Republic. Services and itineraries used to be provide by our company include custom packages according to the client’s specifications. And we used to develop and offer our own sailing tours in the North part of Dominican Republic as well as third-party suppliers.

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

NOTE 2 - GOING CONCERN UNCERTAINTIES

As of February 28, 2023, the Company suffered an accumulated deficit of $70,713 and incurred a net loss of $20,788. The continuation of the Company as a going concern through February 28, 2023 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide additional cash to meet the Company’s obligations as they become due.

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

F -5

QLY BIOTECH GROUP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2023 (Unaudited)

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

The Company had generated zero revenue during the three months ended February 28, 2023 and 2022, respectively.

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

The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings per share”. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Any potential common shares in 2023 and 2022 that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

F -6

QLY BIOTECH GROUP CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2023 (Unaudited)

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

NOTE 4 – ACCRUED LIABILITIES

As of February 28, 2023, the balance of accrued liabilities was $4,851 that including the audit fee and stock agency expenses. As of August 31, 2022, the balance of accrued liabilities was $0.

NOTE 5 - AMOUNT DUE TO A DIRECTOR

As of February 28, 2023 and August 31, 2022, the director of the Company, Mr. Lixue Yang, advanced $14,817 and $0 to the Company, respectively, which is unsecured, interest-free with no fixed payment term, for working capital purpose.

NOTE 6 – COMMON STOCK

As of February 28, 2023 and August 31, 2022, the Company has 1,000,000,000 shares authorized, 3,895,000 shares issued and outstanding, respectively. There are no shares of preferred stock issued and outstanding.

NOTE 7 – ADDITIONAL PAID-IN CAPITAL – CAPITAL CONTRIBUTION

As of February 28, 2023 and August 31, 2022, the Company has a total additional paid-in capital - capital contribution balance of $47,150 and $46,030 respectively. Such increase was due to the satisfaction of amount of $1,120 due to current shareholder.

NOTE 8 – SUBSEQUENT EVENT

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before condensed financial statements are issued, the Company has evaluated all events or transactions that occurred up to April 13, 2023, the date the financial statements were available to issue. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

F -7

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

Going Concern

As of February 28, 2023, the Company suffered an accumulated deficit of $70,713 and incurred a net loss of $20,788. The continuation of the Company as a going concern through February 28, 2023 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide additional cash to meet the Company’s obligations as they become due.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

Company Overview

QLY Biotech Group Corp. (“the Company” or “QLY”), was incorporated in the State of Nevada on September 20, 2018. The Company used  to engaged in the tourism. The company used to organize individual and group sailing tours in the Dominican Republic. Services and itineraries used  to be provide by our company include custom packages according to the client’s specifications. And we used to develop and offer our own sailing tours in the North part of Dominican Republic as well as third-party suppliers.

The Company has no operations or revenue for the six months ended February 28, 2023 and  as of the date of this Report due to the current director had not perform similar service. We are currently in the process of developing a business plan. Management intends to explore and identify viable business opportunities within the U.S. including seeking to acquire a business in a reverse merger. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the coronavirus pandemic on the U.S. and global economies.

Results of Operation

Operation Results for the Three Months Ended February 28, 2023 and 2022

Revenues

The Company generated revenue of $0 and $0 for the three months ended February 28, 2023 and 2022, respectively. The management intends to explore and identify business opportunities within the U.S., including a potential acquisition of an operating entity through a reverse merger, asset purchase or similar transaction. Our Chief Executive Officer has experience in business consulting, although no assurances can be given that he can identify and implement a viable business strategy or that any such strategy will result in profits. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the coronavirus pandemic on the U.S. and global economies.

Cost of revenues

Cost of revenues of $0 and $0 for the three months ended February 28, 2023 and 2022, respectively.

Operating Expenses

Operating expenses of $11,620 and $1,755 for the three months ended February 28, 2023 and 2022, respectively that were mainly consist of professional fees such as audit fees, consulting fee and taxation service etc. Such increase was mainly derived from consulting fee and taxation service fee.

Net Loss

The net loss of $11,620 and $1,755 for the three months ended February 28, 2023 and 2022, respectively. Such increase was mainly derived from consulting fee and taxation service fee.

Operation Results for the Six Months Ended February 28, 2023 and 2022

Revenues

The Company generated revenue of $0 and $0 for the six months ended February 28, 2023 and 2022, respectively. The management intends to explore and identify business opportunities within the U.S., including a potential acquisition of an operating entity through a reverse merger, asset purchase or similar transaction. Our Chief Executive Officer has experience in business consulting, although no assurances can be given that he can identify and implement a viable business strategy or that any such strategy will result in profits. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the coronavirus pandemic on the U.S. and global economies.

Cost of revenues

Cost of revenues of $0 and $0 for the six months ended February 28, 2023 and 2022, respectively.

Operating Expenses

Operating expenses of $20,788 and $5,967 for the six months ended February 28, 2023 and 2022, respectively that were mainly consist of professional fees such as audit fees, consulting fee and taxation service etc. Such increase was mainly derived from consulting fee and taxation service fee.

Net Loss

The net loss of $20,788 and $5,967 for the six months ended February 28, 2023 and 2022, respectively. Such increase was mainly derived from consulting fee and taxation service fee.

Liquidity and Capital Resources

As of February 28, 2023 and August 31, 2022, we had working capital deficit of $19,668 and $0, respectively. The increase in working capital deficit was reflected in the accrued liabilities and advanced from director. The Company’s net loss of $20,788 and $5,967 for the six months ended February 28, 2023 and 2022, respectively.

Cash Flow from Operating Activities

Net cash used in operating activities for the six months ended February 28, 2023 was $15,937 as compared to net cash used in operating activities of $6,636 for the six months ended February 28, 2022, reflecting an increase of $9,301 on net cash used in operating activities. Such increase was due to the Company incurred a higher net loss in current  period.

Cash Flow from Investing Activities

Net cash generated from investing activities for the six months ended February 28, 2023 and 2022, was $0 and $0, respectively.

Cash Flow from Financing Activities

Net cash generated from financing activities for the six months ended February 28, 2023 was $15,937 as compared to net cash generated from financing activities of $2,590 for the six months ended February 28, 2022, reflecting an increase of $13,347 on net cash generated from financing activities. Such increase was mainly due to the director that paid the Company’s operating expenses on behalf of the Company, such as audit fee, annual list and stock agency fee etc.

Credit Facilities

We do not have any credit facilities or other access to bank credit.

Contractual Obligations, Commitments and Contingencies

We currently have no lease agreement or any other contractual obligations, commitments or contingencies.

 Off-balance Sheet Arrangements

As of February 28, 2023, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2023. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2023, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of February 28, 2023, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending February 28, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

QLY BIOTECH GROUP CORP.
(Name of Registrant)

Date: April 13, 2023	By:	/s/ Lixue Yang
Lixue Yang
Chief Executive Officer, President, Secretary, Treasurer, Director

